Form 10-K
period 2012-12-31
PRC WILLISTON, LLC
filed 2013-06-21
CIK 1565640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES
EXCHANGE ACT OF 1934

Contains only the financial statements for the year ended December 31, 2012

Commission file number: 001-32997

PRC Williston, LLC

(Name of registrant as specified in its charter)

Delaware	22-3951736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 650, Houston, Texas 77056
(Address of principal executive offices, including zip code)

(832) 369-6986

(Registrant’s telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  The membership interests, or participation interests that may be functionally equivalent to membership interests, of the registrant are not publicly traded.  There is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PRC WILLISTON, LLC

Special Financial Report  Pursuant to Rule 15d-2 Under the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2012

i

EXPLANATORY NOTE

On February 7, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 of Magnum Hunter Resources Corporation (“Parent”), relating to Parent’s sale of Senior Notes.  A detailed description of the offering is included in the Form S-4 Registration Statement.

Rule 15d-2 (“Rule 15d-2”) under the Securities Exchange Act of 1934, as amended, provides generally that if a company’s registration statement under the Securities Act of 1933, as amended, does not contain certified financial statements for the company’s last full fiscal year preceding the year in which the registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of that company. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Form S-4 Registration Statement did not contain the certified financial statements of PRC Williston, LLC, for the year ended December 31, 2012; therefore, as required by Rule 15d-2, Parent is hereby filing the certified financial statements of PRC Williston, LLC, with the SEC under cover of the facing page of an annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Member

PRC Williston, LLC

Houston, Texas

We have audited the accompanying balance sheet of PRC Williston, LLC as of December 31, 2012, and the related statements of operations, changes in member’s deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRC Williston, LLC as at December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

June 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members

PRC Williston, LLC

We have audited the accompanying balance sheet of PRC Williston, LLC (the “Company”) as of December 31, 2011, and the related statements of operations, changes in member’s deficit, and cash flows for each of the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRC Williston, LLC as of December 31, 2011, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

January 11, 2013

PRC WILLISTON, LLC

BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Accounts receivable	$703	$2,188
Total current assets	703	2,188
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method	33,800	46,462
Accumulated depletion and depreciation	(15,543)	(13,855)
Total oil and natural gas properties, net	18,257	32,607
Total Assets	$18,960	$34,795
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,402	$1,319
Current portion of asset retirement obligation	889	—
Accounts payable due to Parent	58,966	60,173
Total current liabilities	61,257	61,492
Asset retirement obligation	1,274	1,983
Total liabilities	62,531	63,475
MEMBER’S DEFICIT:	(43,571)	(28,680)
Total Liabilities and Member’s Deficit	$18,960	$34,795

The accompanying Notes to Financial Statements are an integral part of these Statements.

PRC WILLISTON, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUE:
Oil and gas sales	$7,552	$8,687	$8,178
Other income	62	—	—
Total revenue	7,614	8,687	8,178

EXPENSES:
Lease operating	4,253	4,518	4,045
Severance taxes and marketing	384	603	874
Exploration and abandonments	10,461	—	1
Impairment of proved oil and gas properties	2,250	—	17
Depreciation, depletion, and accretion	1,868	1,868	2,315
General and administrative	1,197	2,650	5,567
Total expenses	20,413	9,639	12,819

OPERATING LOSS	(12,799)	(952)	(4,641)

INTEREST EXPENSE	(2,092)	(2,065)	(2,456)

Net loss	$(14,891)	$(3,017)	$(7,097)

The accompanying Notes to Financial Statements are an integral part of these Statements.

PRC WILLISTON, LLC

STATEMENT OF  CHANGES IN MEMBER’S DEFICIT

(In thousands)

Balance, January 1, 2010	$(18,566)
Net loss	(7,097)
Balance, December 31, 2010	$(25,663)
Net loss	(3,017)
Balance, December 31, 2011	$(28,680)
Net loss	(14,891)
Balance, December 31, 2012	$(43,571)

The accompanying Notes to Financial Statements are an integral part of these Statements.

PRC WILLISTON, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(14,891)	$(3,017)	$(7,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Exploration and abandonments	10,461	—	—
Depletion, depreciation, and accretion	1,868	1,868	2,315
Impairment of proved oil and gas properties	2,250	—	17
Changes in operating assets and liabilities:
Accounts receivable	1,485	(1,131)	(341)
Accounts payable and accrued liabilities	83	542	288
Net cash (used in)/provided by operating activities	1,256	(1,738)	(4,818)
Cash flows from investing activities
Capital expenditures	(49)	(175)	(237)
Net cash used in investing activities	(49)	(175)	(237)
Cash flows from financing activities
(Repayments to) Advances from parent	(1,207)	1,913	4,922
Net cash (used in)/provided by financing activities	(1,207)	1,913	4,922
Net change in cash and cash equivalents	—	—	(133)
Cash and cash equivalents, beginning of year	—	—	133
Cash and cash equivalents, end of year	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part of these Statements.

PRC WILLISTON, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

PRC Williston, LLC (the “Company or “PRC Williston”) is a subsidiary of Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (“Magnum Hunter” or “Parent”), a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage and the production of oil and natural gas in the United States and Canada and certain midstream and oil field service activities.  PRC Williston is engaged in secondary enhanced oil recovery projects in the United States, and all of its properties are non-operated in the Williston Basin.

The Company is a limited liability company (“LLC”).  As an LLC, the amount of loss at risk for each individual member is limited to the amount of capital contributed to the LLC, and unless otherwise noted, the individual member’s liability for indebtedness of an LLC is limited to the member’s actual capital contribution.  Magnum Hunter is the sole member of the company; however, the company has granted a 12.5% net profits interest.  The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation in any future distributions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.  Significant estimates are required for proved oil and gas reserves which, as described below under Estimates of Proved Oil and Gas Reserves, may have a material impact on the carrying value of oil and gas property.

Financial Instruments

The carrying amounts of financial instruments including accounts receivable, accounts payable and accrued liabilities, and accounts payable to Parent approximate fair value as of December 31, 2012 and 2011.

Oil and Gas Properties

Capitalized Costs

Our oil and gas properties consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Unproved properties	$—	$10,298
Proved properties	33,800	36,164
Total costs	33,800	46,462
Less accumulated depreciation and depletion	(15,543)	(13,855)
Net capitalized costs	$18,257	$32,607

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either December 31,

2012 or 2011.  Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use.  No interest was capitalized during the periods presented.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one Bbl of oil and the ratio of forty-two Gal of natural gas liquids to one Bbl of oil.  Well costs and related equipment are depleted over proved developed reserves, and leasehold costs are depleted over total proved reserves.  Depreciation and depletion expense for oil and gas producing property and related equipment was $1.9 million, $1.9 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded an impairment charge to our proved properties of $2.3 million during the year ended December 31, 2012, we recorded no impairments for the year ended December 31, 2011, and we incurred an impairment charge to our proved properties of $17,000 for the year ended December 31, 2010 based on our analysis.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company’s statement of operations.  We recorded impairment to unproved properties of $10.5 million during the year ended December 31, 2012, and we did not record impairment during the years ended December 31, 2011, and 2010.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Estimates of Proved Oil and Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC guidelines. The accuracy of a reserve estimate is a function of:

•                  the quality and quantity of available data;

•                  the interpretation of that data;

•                  the accuracy of various mandated economic assumptions;

•                  and the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was predominately based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

The estimates of proved reserves may materially impact depreciation, depletion, and amortization (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which we record depreciation and depletion expense will increase, reducing net income. Such a decline may result from lower estimated market prices.

Revenue Recognition

Revenues associated with sales of crude oil, natural gas, natural gas liquids and petroleum products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.

Revenues from the production of natural gas and crude oil properties in which we have an interest with other producers are recognized based on the actual volumes we sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are generally not significant.

Cash

The Company’s cash is held by its Parent.  When the Company receives revenue, the cash is swept to Parent’s bank account and is applied against the accounts payable due to affiliate balance.  Parent will not request payment of the intercompany payable balance for at least one year after December 31, 2012.

Accounts Receivable

Accounts receivable consists of oil and gas sales, due under normal trade terms, generally requiring payment within 30 to 60 days of production.  Payments made on all accounts receivable are applied to the earliest unpaid items.  We review our accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible.  Based on our review, no allowance was warranted at either December 31, 2012 or 2011.

Production Costs

Production costs, including compressor rental and repair, pumpers’ salaries, saltwater disposal, ad valorem taxes, insurance, repairs and maintenance, expensed workovers and other operating expenses are expensed as incurred and included in lease operating expense on our consolidated statements of operations.

Severance Tax and Marketing

Severance taxes comprise production taxes charged by the state of North Dakota on oil and natural gas produced.  These taxes are computed on the basis of volumes and/or value of production or sales.  These taxes are usually levied at the time and place the minerals are severed from the producing reservoir.  Marketing costs are those directly associated with marketing our production and are based on volumes produced.

Exploration and abandonments

Exploration expenses include dry hole costs, delay rentals, and geological and geophysical costs. Abandonment costs are charges to leasehold costs associated with properties that we chose not to develop and impair such costs.

Dependence on Major Customers

For the years ended December 31, 2012, 2011, and 2010, we sold 99%; 98%; and 98%, respectively, of our oil and gas produced to Plains Marketing, L.P. (“Plains”), a subsidiary of Plains All American Pipeline, L.P. Additionally, substantially all of our accounts receivable related to oil and gas sales were due from Plains at December 31, 2012 and 2011. We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers if our production grows. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased purchasers. Although we are exposed to a concentration of credit risk, we believe that Plains is credit worthy.

Dependence on Suppliers

Our industry is cyclical, and from time to time there is a shortage of drilling rigs, fracture stimulation services, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in the areas where we operate, we could be materially and adversely affected. We believe that there are potential alternative providers of drilling services and that it may be necessary to establish relationships with new contractors as our activity level and capital program grows. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased availability of drilling rigs.

Asset Retirement Obligation

Our asset retirement obligation represents the present value of the estimated amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable federal, state and local laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as accretion expense in the consolidated statements of operations.

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. See “Note 3 — Asset Retirement Obligations” to our financial statements for more information.

Income Taxes

The Company is not subject to federal income taxes and does not have a tax sharing agreement or allocate taxes with its member.  Therefore, no provision has been made for federal or state income taxes on the Company’s books.  It is the responsibility of the member to report its share of taxable income or loss on its separate income tax return.  Accordingly, no recognition has been given to federal or state income taxes in the accompanying financial statements.

Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2012 or 2011.  The Company’s income tax returns for the periods subsequent to December 31, 2009 remain open for examination by taxing authorities.  Interest and penalties, and the associated tax expense related to uncertain tax positions, when applicable, will be recorded in income tax expense as the positions are recognized.  At December 31, 2012, and 2011, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  Both the accretion of the liability and the depreciation of the asset are included in DD&A.  We have included estimated future costs of abandonment and dismantlement in our successful efforts oil and gas properties base and deplete these costs as a component of our DD&A expense in the accompanying financial statements.

The following table summarizes the Company’s asset retirement obligation transactions during the years ended December 31:

	(in thousands)
	2012	2011
Asset retirement obligation at beginning of period	$1,983	$1,827
Accretion expense	180	156
Asset retirement obligation at end of period	2,163	1,983
Less: current portion	(889)	—
Asset retirement obligation at end of period	$1,274	$1,983

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company and its parent, Magnum Hunter, have an arrangement whereby Magnum Hunter provides funding to the Company for costs of developing oil and gas properties and Magnum Hunter allocates interest expense and general and administrative expenses to the Company.  The allocation of interest expense is computed based on the amount funded to the Company multiplied by the interest rate applicable to Magnum Hunter’s revolving credit facility.  The effective interest rate due by the Company to Magnum Hunter was approximately 3.56%, 3.55%, and 4.50% for the years ended December 31, 2012, 2011, and 2010, respectively.  The interest expense allocated to PRC Williston was $2.1 million, $2.1 million, and $2.5 million, for the years ended December 31, 2012, 2011, and 2010, respectively.  Accrued interest is included in accounts payable due to Parent.  General and administrative expenses are allocated to the Company from Magnum Hunter on a pro rata basis relating to the Company’s revenues in proportion to the consolidated oil and gas sales of Magnum Hunter and all its subsidiaries.  The general and administrative expense allocated to PRC Williston was $1.2 million, $2.7 million, and $5.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.  The accumulated charges from the general and administrative expense allocation are included in accounts payable due to Parent.  At December 31, 2012, the balance due to Magnum Hunter was $59.0 million, and the balance was $60.2 million as of December 31, 2011.

NOTE 5 - GUARANTEE

On May 16, 2012, the Company was named a guarantor subsidiary to the Senior Notes issued by the Parent, which are due November 2020.  The Senior Notes were issued by the Parent pursuant to an indenture entered into on May 16, 2012 as supplemented, among the Parent, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent.  The terms of the Senior Notes are governed by the indenture, which contains affirmative and restrictive covenants that, among other things, limit the Parent’s and the guarantors’ ability to incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness or make certain other restricted payments; transfer or sell assets; make loans and other investments; create or permit to exist certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

The indenture also contains events of default.  Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes.  Upon the occurrence of certain other events of default, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

The Parent had $600.0 million in principal outstanding under the Senior Notes as of December 31, 2012.  The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the lenders.  As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent.

NOTE 6 — SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	(in thousands)
	2012	2011	2010
Acquisition costs	$—	$—	$—
Exploration costs	—	—	1
Development costs	49	—	80
	$49	$—	$81

Oil and Gas Reserve Information

Proved oil and gas reserve quantities are based on estimates prepared by Magnum Hunter’s third party reservoir engineering firms. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact.

Total Proved Reserves

	Crude oil and Condensate	Natural Gas
	(mbbl)	(mmcf)
Balances January 1, 2010	2,972	757
Extensions, discoveries and other additions	(444)	(94)
Production	(112)	(105)
Balances December 31, 2010	2,416	558
Revisions of previous estimates	(195)	119
Production	(103)	(82)
Balances December 31, 2011	2,118	595
Revisions of previous estimates	15	65
Production	(98)	(69)
Balances December 31, 2012	2,035	591

Developed reserves, included above
December 31, 2010	1,161	504
December 31, 2011	1,209	594
December 31, 2012	1,170	591

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with current provisions of ASC 932.  Future cash inflows at December 31, 2012, 2011, and 2010 were computed by applying the unweighted, arithmetic average on the closing price on the first day of each month for the 12-month period prior to December 31, 2012, 2011, and 2010 to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	(in thousands)
	as of December 31,
	2012	2011	2010
Future cash inflows	$159,290	$185,867	$166,661
Future production costs	(60,207)	(79,959)	(65,638)
Future development costs	(6,966)	(7,192)	(8,360)

Future net cash flows	92,117	98,716	92,663
10% annual discount for estimated timing of cash flows	(48,287)	(47,401)	(46,098)

Standardized measure of discounted future net cash flows	$43,830	$51,315	$46,565

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	(in thousands)
	Year Ended December 31,
	2012	2011	2010
Balances, beginning of period	$51,315	$46,565	$45,681
Net change in sales and transfer prices and in production (lifting) costs related to future production	(1,454)	9,324	11,320
Changes in estimated future development costs	108	1,074	4,277
Sales and transfers of oil and gas produced during the period	(2,650)	(3,566)	(3,259)
Net change due to revisions in quantity estimates	571	(5,846)	(15,431)
Previously estimated development costs incurred during the period	—	—	80
Accretion of discount	5,132	4,656	3,442
Changes in timing and other	(9,192)	(892)	455
Standardized measure of discounted future net cash flows	$43,830	$51,315	$46,565

The commodity prices inclusive of adjustments for quality and location used in determining future net revenues related to the standardized measure calculation are as follows.

	2012	2011	2010
Oil (per bbl)	$77.90	$86.86	$68.59
Gas (per mcf)	$1.24	$3.11	$1.78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRC WILLISTON, LLC

By:	/S/ GARY C. EVANS
Gary C. Evans
Chief Executive Officer

Date: June 20, 2013

Signature	Title	Date

/s/ Gary C. Evans	Chief Executive Officer	June 20, 2013
Gary C. Evans	(Principal Executive Officer)

/s/ Ronald D. Ormand	Executive Vice President and Treasurer	June 20, 2013
Ronald D. Ormand	(Principal Financial Officer)

/s/ Fred J. Smith, Jr.	Chief Accounting Officer	June 20, 2013
Fred J. Smith, Jr.	(Principal Accounting Officer)

SOLE MANAGING MEMBER OF PRC WILLISTON, LLC

MAGNUM HUNTER RESOURCES CORPORATION

	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

#                                         Filed herewith.