Form 10-Q
period 2013-03-31
PRC WILLISTON, LLC
filed 2013-07-12
CIK 1565640

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

Form 10-Q

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES
EXCHANGE ACT OF 1934
Contains only the financial statements for the period ended March 31, 2013
Commission file number: 001-32997
_____________________________________

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE

None.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

EXPLANATORY NOTE

On February 7, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 of Magnum Hunter Resources Corporation (“Magnum Hunter” or “Parent”), relating to the Parent's sale of Senior Notes. A detailed description of the offering is included in the Form S-4 Registration Statement. PRC Williston, LLC (the “Company” or “PRC Williston”), a subsidiary of the Parent, is a guarantor of the Senior Notes registered under the Form S-4 Registration Statement 87.5% owned by the Parent under Rule 3-10 of Regulation S-X, promulgated by the SEC, due to the holding by a third party of a minority participation interest that may be functionally equivalent to a membership interest in the Company. Accordingly, the Company is required to make certain filings under the Securities Exchange Act of 1934, as amended, separately from the Parent, including this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRC WILLISTON, LLC
BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Accounts receivable	$555	$703
Inventory	355	—
Total current assets	910	703

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method	33,849	33,800
Accumulated depletion, depreciation, and accretion	(15,902)	(15,543)
Total oil and natural gas properties, net	17,947	18,257
Total Assets	$18,857	$18,960

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,476	$1,402
Current portion of asset retirement obligation	910	889
Accounts payable due to Parent	59,052	58,966
Total current liabilities	61,438	61,257
Asset retirement obligation	1,333	1,274
Total liabilities	62,771	62,531

MEMBER’S DEFICIT:	(43,914)	(43,571)
Total Liabilities and Member’s Deficit	$18,857	$18,960

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Oil and gas sales	$1,609	$2,088
Total revenue	1,609	2,088

EXPENSES:
Lease operating	665	1,561
Severance taxes and marketing	100	111
Depreciation, depletion, and accretion	389	621
General and administrative	317	299
Total expenses	1,471	2,592

OPERATING INCOME (LOSS):	138	(504)

INTEREST EXPENSE:	(481)	(481)

Net loss	$(343)	$(985)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(In thousands)

Balance, January 1, 2013	$(43,571)
Net loss	(343)
Balance, March 31, 2013	$(43,914)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(343)	$(985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	389	621
Changes in operating assets and liabilities:
Accounts receivable	148	(1,363)
Inventory	(355)	—
Accounts payable and accrued liabilities	73	288
Accounts payable - Intercompany	87	1,487
Net cash (used in) provided by operating activities:	(1)	48

Cash flows from investing activities
Capital expenditures	1	(48)
Net cash provided by (used in) investing activities	1	(48)

Cash flows from financing activities
(Repayments to) Advances from parent	—	—
Net cash (used in)provided by financing activities	—	—
		.
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	—	—

Cash paid for interest	$—	$—

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions. Significant estimates are required for proved oil and gas reserves which may have a material impact on the carrying value of oil and gas property.

Notes to the financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2012 annual report on Form 10-K for Magnum Hunter have been omitted.

Oil and Gas Properties

Capitalized Costs

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either March 31, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one Bbl of oil and the ratio of forty-two Gal of natural gas liquids to one Bbl of oil. Well costs and related equipment are depleted over proved developed reserves, and leasehold costs are depleted over total proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $358,000 and $578,000 for the periods ended March 31, 2013 and 2012, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded no impairment charges to our proved properties during the three months ended March 31, 2013 or 2012 based on our analysis.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company's statement of operations. We recorded no impairment charges to unproved properties during the three months ended March 31, 2013 or 2012.

Inventory
Commodities inventories are carried at the lower of average cost or market, on a first-in, first-out basis. The Company’s commodities inventories consist of oil held in storage. Any valuation allowances of commodities inventories are recorded as reductions to the carrying values of the commodities inventories included in the Company’s consolidated balance sheets and as charges to lease operating expense in the consolidated statements of operations. The Company had $355,000 and $0 in commodities inventory as of March 31, 2013 and December 31, 2012 respectively.

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

Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2013 or 2012. At March 31, 2013, and 2012, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

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

The following table summarizes the Company’s asset retirement obligation transactions during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
(in thousands)
Asset retirement obligation at beginning of period	$2,163
Accretion expense	32
Revisions in estimated liabilities	48
Asset retirement obligation at end of period	2,243
Less: current portion	(910)
Asset retirement obligation at end of period	$1,333

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and its parent, Magnum Hunter, have an arrangement whereby Magnum Hunter provides funding to the Company for costs of developing oil and gas properties and Magnum Hunter allocates interest expense and general and administrative expenses to the Company. The allocation of interest expense is based on the amount funded to the Company multiplied by the interest rate applicable to the MHR Senior Revolving Credit Facility. Interest expense allocated to PRC Williston was $481,000 for both of the three month periods ended March 31, 2013 and 2012. General and administrative expenses are allocated to the Company from Magnum Hunter on a pro rata basis relating to the Company's revenues in proportion to the consolidated oil and gas sales of Magnum Hunter and all its subsidiaries. The general and administrative expense allocated to PRC Williston was $317,000 and $299,000 for the three months ended

March 31, 2013 and 2012, respectively. Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At March 31, 2013, the balance due to Magnum Hunter was $59.1 million.

NOTE 5 - GUARANTEE

On May 16, 2012, the Company was named a guarantor subsidiary to the Senior Notes issued by the Parent, which are due November 2020. The Senior Notes were issued by the Parent pursuant to an indenture entered into on May 16, 2012, as supplemented, among the Parent, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent.  The terms of the Senior Notes are governed by the indenture, which contains affirmative and restrictive covenants that, among other things, limit the Parent's and the guarantors' ability to incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness or make certain other restricted payments; transfer or sell assets; make loans and other investments; create or permit to exist certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

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

The Parent had $600.0 million in principal outstanding under the Senior Notes as of March 31, 2013. The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the guarantors. As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent. As of March 31, 2013, the Parent was in compliance with Senior Note debt covenants, except for the filing of the Parent 's 2012 Form 10-K, as described in the Magnum Hunter first quarter 2013 report on Form 10-Q, "Note 9 - Long Term Debt".

NOTE 6 - SUBSEQUENT EVENT

Filing of Annual Report on Form 10-K

On June 14, 2013, Magnum Hunter filed with the SEC their annual report on Form 10-K for the year ended December 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Regarding Forward-looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “will,” “would,” “could,” “future,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Business Overview

PRC Williston is an 87.5% owned subsidiary of Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries, a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage and the production of oil and natural gas in the United States and Canada and certain midstream and oil field service activities. PRC Williston is engaged in secondary enhanced oil recovery projects in the United States, and all of its properties are non-operated in the Williston Basin.

Review of First Quarter 2013 Results

Oil and gas volumes. Oil and gas production for the first quarter of 2013 decreased 24% to 21,606 BOE from 28,322 BOE in the first quarter of 2012.

Oil and gas revenue. Oil and gas sales for the first quarter of 2013 decreased 23% to $1.6 million from $2.1 million in the first quarter of 2012 as a result of decreased volumes.

Inventory. The Company began valuing and recording oil held in storage as inventory during the first quarter of 2013. Inventory was valued at cost as $355,000 at March 31, 2013 compared to $0 at December 31, 2012.

Lease operating expense. Lease operating expense decreased 57% to $665,000 from $1.6 million in the first quarter of 2012 due to a change in operator from Eagle Operating to Williston Hunter North Dakota operating.

Depreciation, depletion, and accretion. Depreciation, depletion, and accretion expense decreased 37% to $389,000 from $621,000 million in the first quarter of 2012 as a result of decreased volumes.

General and administrative expense. General and administrative ("G&A") expense increased six percent to $317,000 from $299,000 million in the first quarter of 2012, due to increased G&A expenses incurred by the Parent due to accounting and accounting related professional fees.

Liquidity and Capital Resources

The Company’s cash is held by its Parent. When the Company receives revenue, the cash is swept to Parent’s bank account and is applied against the accounts payable due to affiliate balance. Parent will not request payment of the intercompany payable balance for at least one year after December 31, 2012.

For the three months ended March 31, 2013, our primary sources of cash were cash flows from operating activities.

 The following table summarizes our sources and uses of cash for the periods noted:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows provided by operating activities	$(1)	$48
Cash flows used in investing activities	1	(48)
Cash flows provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$—	$—

Related Party Transactions

The Company and Parent have an arrangement whereby Magnum Hunter provides funding to the Company for costs of developing oil and gas properties and Magnum Hunter allocates interest expense and general and administrative expenses to the Company. The allocation of interest expense is based on the amount funded to the Company multiplied by the interest rate applicable to the MHR Senior Revolving Credit Facility. Interest expense allocated to PRC Williston was $481,000 for both of the three month periods ended March 31, 2013 and 2012. General and administrative expenses are allocated to the Company from Magnum Hunter on a pro rata basis relating to the Company's revenues in proportion to the consolidated oil and gas sales of Magnum Hunter and all its subsidiaries. The general and administrative expense allocated to PRC Williston was $317,000 and $299,000 for the three months ended March 31, 2013 and 2012, respectively. Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At March 31, 2013, the balance due to Magnum Hunter was $59.1 million.

Commitments and Contingencies

The Company's Parent is involved in certain legal proceedings which could adversely affect the Company. See Part I, Item 3 of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1 of the Parent's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company's Parent is subject to certain Market Risks which could adversely affect the Company. See Part I, Item 3 of the Parent's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 4.         Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting are maintained at the Parent level. See Part I, Item 4 of the Parent's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

The Company's Parent is involved in certain legal proceedings which could adversely affect the Company. See Part I, Item 3 of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1 of the Parent's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 1A.         Risk Factors

The Company is subject to the same risk factors to which the Parent is exposed. See (i) Part I, Item 1A of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012, (ii) Part II, Item 1A of the Parent's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and (iii) the “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

The indenture governing the Parent's Senior Notes, of which the Company is a guarantor, and each of the Parent's credit facilities require the Parent to file with the SEC and make available to certain parties certain reports and documents under the Securities Exchange Act of 1934, including the Parent's Forms 10-K and 10-Q, within specified time periods after the respective SEC filing deadlines. As previously disclosed in Parent's SEC filings, the Parent did not timely file with the SEC its Form 10-K for the year ended December 31, 2012 or its Form 10-Q for the quarter ended March 31, 2013. The Parent has now filed both of these reports with the SEC, and is planning to file with the SEC within the next several days, pursuant to an amendment to a Form 8-K the Parent filed in April 2013, certain pro forma financial information regarding the Parent's sale in April 2013 of its Eagle Ford Hunter, Inc. subsidiary to Penn Virginia Oil & Gas Corporation.
An event of default under the indenture or the Parent's credit facilities could result in, among other things, the acceleration of the indebtedness guaranteed by the Company.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.        Exhibits

See list of exhibits in the Index to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PRC WILLISTON, LLC

Date: July 12, 2013	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief
Financial Officer

Date: July 12, 2013	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.,
Senior Vice President and Chief
Accounting Officer

INDEX TO EXHIBITS
Exhibit Number        Description
3.1*    Certificate of Formation of the Registrant.
3.2*    Limited Liability Company Agreement of the Registrant.
31.1*    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#    Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^    XBRL Instance Document
101.SCH^    XBRL Taxonomy Extension Schema.
101.CAL^    XBRL Taxonomy Extension Calculation Linkbase.
101.DEF^    XBRL Taxonomy Extension Definition Linkbase.
101.LAB^    XBRL Taxonomy Extension Label Linkbase.
101.PRE^    XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

#
This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

^
These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.