Form 10-Q
period 2013-06-30
PRC WILLISTON, LLC
filed 2013-08-09
CIK 1565640

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

Form 10-Q

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES
EXCHANGE ACT OF 1934
Contains only the financial statements for the period ended June 30, 2013
Commission file number: 001-32997
_____________________________________

PRC Williston, LLC
(Name of registrant as specified in its charter)

Delaware	86-0879278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 650, Houston, Texas 77056
(Address of principal executive offices, including zip code)
(832) 369-6986
(Registrant’s telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐No   ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes☐ No   ☒

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
FOR THE PERIOD ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRC WILLISTON, LLC
BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50	$—
Accounts receivable	889	703
Inventory	261	—
Total current assets	1,200	703

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method	32,820	33,800
Accumulated depletion, depreciation, and accretion	(16,251)	(15,543)
Total oil and natural gas properties, net	16,569	18,257
Total Assets	$17,769	$18,960

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,879	$1,403
Current portion of asset retirement obligation	936	889
Accounts payable due to Parent	59,871	58,965
Total current liabilities	62,686	61,257
Asset retirement obligation	1,338	1,274
Total liabilities	64,024	62,531

MEMBER’S DEFICIT:	(46,255)	(43,571)
Total Liabilities and Member’s Deficit	$17,769	$18,960

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Oil and gas sales	$1,687	$2,102	$3,296	$4,189
Total revenue	1,687	2,102	3,296	4,189

EXPENSES:
Lease operating	1,503	1,038	2,169	2,598
Severance taxes and marketing	101	77	201	187
Impairment of proved oil and gas property	1,231	—	1,231	—
Depreciation, depletion, and accretion	381	608	769	1,229
General and administrative	197	299	514	598
Total expenses	3,413	2,022	4,884	4,612

OPERATING INCOME (LOSS):	(1,726)	80	(1,588)	(423)

INTEREST EXPENSE:	(615)	(481)	(1,096)	(962)

Net loss	$(2,341)	$(401)	$(2,684)	$(1,385)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(In thousands)

Balance, January 1, 2013	$(43,571)
Net loss	(2,684)
Balance, June 30, 2013	$(46,255)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,684)	$(1,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	769	1,229
Asset impairment	1,231	—
Changes in operating assets and liabilities:
Accounts receivable	(184)	1,366
Inventory	(261)	—
Accounts payable and accrued liabilities	273	1,069
Accounts payable - Intercompany	906	(2,231)
Net cash (used in) provided by operating activities:	50	48

Cash flows from investing activities
Capital expenditures	—	(48)
Net cash provided by (used in) investing activities	—	(48)

Cash flows from financing activities
(Repayments to) Advances from parent	—	—
Net cash (used in)provided by financing activities	—	—
		.
Net change in cash and cash equivalents	50	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	50	—

Cash paid for interest	$—	$—

Non-cash transactions
Change in accrued capital expenditures	$389	$—
Non-cash additions to asset retirement obligation	$48	$—

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

Oil and Gas Properties

Capitalized Costs

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either June 30, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

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

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded $1.2 million impairment charges to our proved properties during the three and six months ended June 30, 2013 based on our analysis.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company's statement of operations. We recorded no impairment charges to unproved properties during the six months ended June 30, 2013 or 2012.

Inventory
Commodities inventories are carried at the lower of average cost or market, on a first-in, first-out basis. The Company’s commodities inventories consist of oil held in storage. Any valuation allowances of commodities inventories are recorded as reductions to the carrying values of the commodities inventories included in the Company’s consolidated balance sheets and as charges to lease operating expense in the consolidated statements of operations. The Company had $261,000 and $0 in commodities inventory as of June 30, 2013 and December 31, 2012 respectively.

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

Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2013 or 2012. At June 30, 2013, and 2012, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

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

The following table summarizes the Company’s asset retirement obligation transactions during the six months ended June 30, 2013:

Six Months Ended June 30, 2013
(in thousands)
Asset retirement obligation at beginning of period	$2,163
Accretion expense	62
Revisions in estimated liabilities	49
Asset retirement obligation at end of period	2,274
Less: current portion	(936)
Asset retirement obligation at end of period	$1,338

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

The following table sets forth the Company’s related-party expenses during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense	615,000	481,000	1,096,000	962,000
General and administrative	197,000	299,000	514,000	598,000

Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At June 30, 2013, the balance due to Magnum Hunter was $59.9 million, and $59.0 million at December 31, 2012.

NOTE 5 - GUARANTEE

On May 16, 2012, the Company was named a guarantor subsidiary to the Senior Notes issued by the Parent, which are due May 15, 2020. The Senior Notes were issued by the Parent pursuant to an indenture entered into on May 16, 2012, as supplemented, among the Parent, the subsidiary guarantors , Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent.  The terms of the Senior Notes are governed by the indenture, which contains affirmative and restrictive covenants that, among other things, limit the Parent's and the guarantors' ability to incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness or make certain other restricted payments; transfer or sell assets; make loans and other investments; create or permit to exist certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

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

The Parent had $600.0 million in principal outstanding under the Senior Notes as of June 30, 2013 and December 31, 2012. The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the guarantors. As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent. As of June 30, 2013, the Parent was in compliance with Senior Note debt covenants, except for the filing of the Parent 's 2012 Form 10-K, as described in the Magnum Hunter second quarter 2013 report on Form 10-Q, "Note 9 - Long Term Debt".

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

Oil and gas volumes. Oil and gas production for the three months ended June 30, 2013 decreased 31% to 21,718 BOE from 31,447 BOE for the three months ended June 30, 2012. The decrease is primarily related to natural production declines and well downtime for maintenance and repair of wells.

Oil and gas revenue. Oil and gas sales for the for three months ended June 30, 2013 decreased 20% to $1.7 million from $2.1 million for the three months ended June 30, 2012 as a result of decreased volumes.

Inventory. The Company began valuing and recording oil held in storage as inventory during the first quarter of 2013. Inventory was valued at cost as $260,900 at June 30, 2013 compared to $0 at December 31, 2012.

Lease operating expense. Lease operating expense for three months ended June 30, 2013 increased 45% to $1.5 million from $1.0 million for the three months ended June 30, 2012. Additional lease operating expense is the primarily the result of maintenance and costs partially offset by a reduction in recurring lease operating expense due to operations management by Williston Hunter North Dakota.

Depreciation, depletion, and accretion. Depreciation, depletion, and accretion expense for the three months ended June 30, 2013 decreased 37% to $381,000 from $608,000 for the three months ended June 30, 2012 as a result of decreased volumes.

General and administrative expense. General and administrative ("G&A") expense decreased to $197,000 from $299,000 for the three months ended June 30, 2013, due to lower costs incurred by the Parent for financial administration and accounting services.

Impairment. An impairment charge of $1.2 million was recognized on certain proved properties in the three months ended June 30, 2013 as compared to no such impairments for the three months ended June 30, 2012. Due to increased lease operating costs, some reserves became uneconomic to produce and were written off.

Review of Results for the six months ended June 30, 2013 and 2012

Oil and gas volumes. Oil and gas production for six months ended June 30, 2013 decreased 26% to 43,969 BOE from 59,769 BOE in six months ended June 30, 2012. The decrease is primarily related to natural production declines and second quarter well downtime for maintenance and repair of wells.

Oil and gas revenue. Oil and gas sales for the six months ended June 30, 2013 decreased 21% to $3.3 million from $4.2 million in the six months ended June 30, 2012.

Inventory. The Company began valuing and recording oil held in storage as inventory during the first quarter of 2013. Inventory was valued at cost as $260,900 at June 30, 2013 compared to $0 at December 31, 2012.

Lease operating expense. Lease operating expense decreased 17% to $2.2 million from $2.6 million in the six months ended June 30, 2012.. The decrease is primarily the result of Williston Hunter North Dakota acting as operator for the entire six months of 2013. During 2012, Williston Hunter North Dakota began operating our properties April 1, 2012 after its acquisition of Eagle Operating interests.

Depreciation, depletion, and accretion. Depreciation, depletion, and accretion expense decreased 37% to $770,000 from $1.2 million in the six months ended June 30, 2012 primarily as a result of decreased volumes.

General and administrative expense. General and administrative ("G&A") expense decreased to $514,000 from $598,000 in the six months ended June 30, 2012 primarily as a result of lower costs incurred by the Parent for financial administration and accounting services.

Impairment. An impairment charge of $1.2 million on certain proved properties was recognized as compared to no such impairments for the six months ended June 30, 2012.

Liquidity and Capital Resources

The Company's cash is held by its Parent. When the Company receives revenue, the cash is swept to Parent's bank account and is applied against the accounts payable due to affiliate balance. Parent will not request payment of the intercompany payable balance for at least one year after December 31, 2012.

For the six months ended June 30, 2013, our primary sources of cash were cash flows from operating activities.

 The following table summarizes our sources and uses of cash for the periods noted:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows (used in) provided by operating activities	$50	$48
Cash flows provided by (used in) investing activities	—	(48)
Cash flows provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$50	$—

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
The following table sets forth the Company’s related-party expenses during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense	615,000	481,000	1,096,000	962,000
General and administrative	197,000	299,000	514,000	598,000

Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At June 30, 2013, the balance due to Magnum Hunter was $59.9 million, and $59.0 million at December 31, 2012.

Commitments and Contingencies

The Company's Parent is involved in certain legal proceedings which could adversely affect the Company. See Part I, Item 3 of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1 of the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company's Parent is subject to certain Market Risks which could adversely affect the Company. See Part I, Item 3 of the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 4.         Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting are maintained at the Parent level. See Part I, Item 4 of the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

The Company's Parent is involved in certain legal proceedings which could adversely affect the Company. See Part I, Item 3 of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1 of the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 1A.         Risk Factors

The Company is subject to the same risk factors to which the Parent is exposed. See (i) Part I, Item 1A of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012, (ii) Part II, Item 1A of the Parent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and (iii) the “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

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
PRC WILLISTON, LLC

Date: August , 2013	/s/ Joseph C. Daches
Joseph C. Daches
Executive Vice President and Chief
Financial Officer

Date: August , 2013	/s/ Fred J. Smith, Jr.
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