Form 10-Q/A
period 2013-06-30
PRC WILLISTON, LLC
filed 2013-08-14
CIK 1565640

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

Form 10-Q/A
(Amendment No. 1)

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

Large accelerated filer        ☐                                Accelerated filer        ☐
Non-accelerated filer        ☐(Do not check if a smaller reporting company)                 Smaller reporting company    ☒

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

_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Original 10-Q”) of PRC Williston, LLC (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2013. The Company is filing this Amendment for the purpose of (i) replacing in its entirety Part II. Item 3 - Defaults Upon Senior Securities; (ii) including certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; and (iii) including certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This Amendment should be read in conjunction with the Original 10-Q.  This Amendment speaks as of the original filing date of the Original 10-Q and reflects only the changes described above. No other information included in the Original 10-Q has been modified or updated in any way, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-Q or to modify the disclosure contained in the Original 10-Q, other than to reflect the changes described above.

PART II. OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities
The indenture governing the Parent's Senior Notes, of which the Company is a guarantor, and each of the Parent's credit facilities require the Parent to file with the SEC and make available to certain parties certain reports and documents under the Securities Exchange Act of 1934, including the Parent's Forms 10-K and 10-Q, within specified time periods after the respective SEC filing deadlines. As previously disclosed, the Parent did not timely file with the SEC its Form 10-K for the year ended December 31, 2012 or its Form 10-Q for the quarter ended March 31, 2013. The Parent has now filed both of these reports with the SEC, along with an amended 8-K with certain pro-forma financial information regarding the Parent's sale in April 2013 of its Eagle Ford Hunter, Inc. subsidiary to Penn Virginia Corporation, and the Parent is presently compliant with all SEC filing requirements.

Item 6.        Exhibits

See list of exhibits in the Index to this Amendment, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PRC WILLISTON, LLC

Date: August 14, 2013	/s/ Joseph C. Daches
Joseph C. Daches
Senior Vice President and Chief
Financial Officer

Date: August 14, 2013	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.,
Senior Vice President and Chief
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Formation of the Registrant (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the SEC on July 12, 2013).
3.2	Limited Liability Company Agreement of the Registrant(incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the SEC on July 12, 2013).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema.
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF^	XBRL Taxonomy Extension Definition Linkbase.
101.LAB^	XBRL Taxonomy Extension Label Linkbase.
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

#
This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

^
These exhibits were furnished with the Registrant's quarterly report on Form 10-Q filed with the SEC on August 9, 2013. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.