Form 10-Q
period 2013-09-30
PRC WILLISTON, LLC
filed 2013-11-08
CIK 1565640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

Form 10-Q

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES
EXCHANGE ACT OF 1934
Contains only the financial statements for the period ended September 30, 2013
Commission file number: 001-32997
_____________________________________

PRC WILLISTON, LLC
(Name of registrant as specified in its charter)

Delaware	86-0879278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 650, Houston, Texas 77056
(Address of principal executive offices) (Zip Code)
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRC WILLISTON, LLC
BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Accounts receivable	1,234	703
Prepaid expenses	31	—
Inventory	290	—
Total current assets	1,555	703

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	33,636	33,800
Accumulated depletion and depreciation	(16,715)	(15,543)
Total oil and natural gas properties, net	16,921	18,257
Total Assets	$18,476	$18,960

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,962	$1,403
Current portion of asset retirement obligation	962	889
Accounts payable due to Parent	61,314	58,965
Total current liabilities	64,238	61,257

NONCURRENT LIABILITIES
Asset retirement obligation	1,351	1,274
Total liabilities	65,589	62,531

MEMBER’S DEFICIT	(47,113)	(43,571)

Total Liabilities and Member’s Deficit	$18,476	$18,960

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Oil and natural gas sales	$2,019	$1,876	$5,315	$6,065
Total revenue	2,019	1,876	5,315	6,065

OPERATING EXPENSES
Lease operating expenses	1,465	875	3,634	3,473
Severance taxes and marketing	120	121	321	308
Impairment of proved oil and gas property	—	—	1,231	—
Depreciation, depletion, and accretion	496	488	1,265	1,717
General and administrative	439	299	953	898
Total operating expenses	2,520	1,783	7,404	6,396

OPERATING INCOME (LOSS)	(501)	93	(2,089)	(331)

INTEREST EXPENSE	(357)	(565)	(1,453)	(1,527)

NET LOSS	$(858)	$(472)	$(3,542)	$(1,858)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(In thousands)
(unaudited)

Balance, January 1, 2013	$(43,571)
Net loss	(3,542)
Balance, September 30, 2013	$(47,113)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,542)	$(1,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	1,265	1,717
Asset impairment	1,231	—
Changes in operating assets and liabilities:
Accounts receivable	(531)	1,234
Inventory	(290)	—
Prepaid expenses and other current assets	(31)	—
Accounts payable and accrued liabilities	431	1,069
Net used in operating activities:	(1,467)	2,162

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(882)	(48)
Net cash used in investing activities	(882)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments to) Advances from parent	2,349	(2,114)
Net cash (used in)provided by financing activities	2,349	(2,114)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

NON-CASH TRANSACTIONS
Change in accrued capital expenditures	$129	$43
Non-cash additions to asset retirement obligation	$129	$43

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

PRC Williston, LLC (the “Company" or “PRC Williston”) is a 87.5% - owned subsidiary of Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (“Magnum Hunter” or “Parent”), a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage, the production of oil and natural gas, and certain midstream and oil field service activities in the United States ("U.S."). PRC Williston is engaged in secondary enhanced oil recovery projects in the U.S., and all of its properties are non-operated in the Williston Basin.

The Company is a limited liability company (“LLC”). As an LLC, the amount of loss at risk for each individual member is limited to the amount of capital contributed to the LLC, and unless otherwise noted, the individual member’s liability for indebtedness of an LLC is limited to the member’s actual capital contribution. Magnum Hunter is the sole member of the Company; however, the Company has granted a 12.5% net profits interest to an unaffiliated third party. The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation by the third party in any future distributions made by PRC Williston to the Parent on account of the Parent's equity interest.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PRC Williston have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules of the SEC, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S.

Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements as reported in the 2012 annual report on Form 10-K for PRC Williston have been omitted.

Oil and Gas Properties

Capitalized Costs

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either September 30, 2013 or December 31, 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

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

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded proved property impairment charge of $1.2 million in the three and nine months ended September 30, 2013, and no impairments for the three and nine months ended September 30, 2012.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company's statement of operations. We recorded no impairment charges to unproved properties during the three and nine months ended September 30, 2013 or 2012.

Inventory
Commodities inventories are carried at the lower of average cost or market, on a first-in, first-out basis. The Company’s commodities inventories consist of oil held in storage. Any valuation allowances of commodities inventories are recorded as reductions to the carrying values of the commodities inventories included in the Company’s balance sheets and as charges to lease operating expense in the statements of operations. The Company had $290,000 and $0 in commodities inventory as of September 30, 2013 and December 31, 2012, respectively.

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

Based on management’s analysis, the Company did not have any uncertain tax positions as of September 30, 2013 or 2012. At September 30, 2013, and 2012, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

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

The following table summarizes the Company’s asset retirement obligation transactions during the nine months ended September 30:

Nine Months Ended September 30, 2013
(in thousands)
Asset retirement obligation at beginning of period	$2,163
Accretion expense	95
Revisions in estimated liabilities	48
Liabilities incurred	7
Asset retirement obligation at end of period	2,313
Less: current portion	(962)
Asset retirement obligation at end of period	$1,351

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

The following table sets forth the Company’s related-party expenses during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(in thousands)
Interest expense	$357	$565	$1,453	$1,527
General and administrative	$439	$299	$953	$898

Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At September 30, 2013, the balance due to Magnum Hunter was $61.3 million, and $59.0 million at December 31, 2012.

NOTE 5 - GUARANTEE

On May 16, 2012, the Company was named a guarantor subsidiary to the Senior Notes issued by the Parent, which are due May 15, 2020. The Senior Notes were issued by the Parent pursuant to an indenture entered into on May 16, 2012, as supplemented, among the Parent, the subsidiary guarantors party thereto , Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent.  The terms of the Senior Notes are governed by the indenture, which contains affirmative and restrictive covenants that, among other things, limit the Parent's and the guarantors' ability to incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness or make certain other restricted payments; transfer or sell assets; make loans and other investments; create or permit to exist certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

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

The Parent had $600.0 million in principal outstanding under the Senior Notes as of September 30, 2013. The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the lenders. As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent. As of September 30, 2013, the Parent was in compliance with Senior Note debt covenants as described in Magnum Hunter's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, in "Note 7 - Long-Term Debt."

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
Glossary of terms used:

Boe      Barrels of oil equivalent, six Mcf converts to one Boe and forty-two gallons of NGL converts to one Boe.

Mcf     One thousand cubic feet of natural gas.

NGL      Natural gas liquids.

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

Results of Operations

Three months ended September 30, 2013 and 2012

Oil and natural gas volumes. Oil and gas production for the three months ended September 30, 2013 decreased 4% to 26,530 Boe from 27,550 Boe for the three months ended September 30, 2012. The decrease is primarily related to natural production declines and well downtime for maintenance and repair of wells.

Oil and natural gas sales. Oil and gas sales for the for three months ended September 30, 2013 increased 8% to $2.0 million from $1.9 million for the three months ended September 30, 2012 as a result of an increase in prices we received for our production from $68.12 Boe to $76.10 Boe.

Lease operating expenses. Lease operating expenses for three months ended September 30, 2013 increased 68% to $1.5 million from $0.9 million for the three months ended September 30, 2012. Additional lease operating expense is the primarily the result of maintenance costs.

General and administrative expense. General and administrative ("G&A") expense increased to $439,000 from $299,000 for the three months ended September 30, 2013, due to increased charges for shared services with parent.

Interest expense. Interest expense decreased to $357,000 from $565,000 in the three months ended September 30, 2012, primarily as a result of decreased interest rates.

Nine months ended September 30, 2013 and 2012

Oil and natural gas volumes. Oil and gas production for nine months ended September 30, 2013 decreased 19% to 70,854 Boe from 87,319 Boe in nine months ended September 30, 2012. The decrease is primarily related to natural production declines and well downtime for maintenance and repair of wells.

Oil and natural gas sales. Oil and gas sales for the nine months ended September 30, 2013 decreased 12% to $5.3 million from $6.1 million in the nine months ended September 30, 2012, of which $1.1 million is the result of the decease in volume which is partially offset by $0.4 million increase in price.

Lease operating expense. LOE increased 5% to $3.6 million from $3.5 million in the nine months ended September 30, 2012. The increase in LOE is primarily the result of higher maintenance costs.

Impairment. An impairment charge of $1.2 million on certain proved properties was recognized as compared to no such impairments for the nine months ended September 30, 2012.

Depreciation, depletion, and accretion. Depreciation, depletion, and accretion expense decreased 26% to $1.3 from $1.7 million in the nine months ended September 30, 2013 primarily as a result of decreased volumes.

General and administrative expense. General and administrative ("G&A") expense increased to $953,000 from $898,000 in the nine months ended September 30, 2012, primarily as a result of charges for shared services with parent.

Interest expense. Interest expense decreased to $1,453,000 from $1,527,000 in the nine months ended September 30, 2012, primarily as a result of decreased interest rates.

Liquidity and Capital Resources

The Company's cash is held by its Parent. When the Company receives revenue, the cash is swept to Parent's bank account and is applied against the accounts payable due to affiliate balance. Parent will not request payment of the intercompany payable balance for at least one year after December 31, 2012.

For the nine months ended September 30, 2013, our primary sources of cash were cash flows from operating activities.

 The following table summarizes our sources and uses of cash for the periods noted:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows (used in) provided by operating activities	$(1,467)	$2,162
Cash flows provided by (used in) investing activities	(882)	(48)
Cash flows provided by financing activities	2,349	(2,114)
Net increase (decrease) in cash and cash equivalents	$—	$—

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

The following table sets forth the Company’s related-party expenses during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(in thousands)
Interest expense	$357	$565	$1,453	$1,527
General and administrative	$439	$299	$953	$898

Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At September 30, 2013, the balance due to Magnum Hunter was $61.3 million, and $59.0 million at December 31, 2012.

Commitments and Contingencies

The Company's Parent is involved in certain legal proceedings which could adversely affect the Company. See Part I, Item 3 of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1 of the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company's Parent is subject to certain Market Risks which could adversely affect the Company. See Part I, Item 3 of the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

Item 4.         Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting are maintained at the Parent level. See Part I, Item 4 of the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

The Company's Parent is involved in certain legal proceedings which could adversely affect the Company. See Part I, Item 3 of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1 of the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

Item 1A.         Risk Factors

The Company is subject to the same risk factors to which the Parent is exposed. See (i) Part I, Item 1A of the Parent's Annual Report on Form 10-K for the year ended December 31, 2012, (ii) Part II, Item 1A of the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and (iii) the “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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
PRC WILLISTON, LLC

Date: November 8, 2013	/s/ Joseph C. Daches
Joseph C. Daches
Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

INDEX TO EXHIBITS
Exhibit Number        Description
3.1    Certificate of Formation of the Registrant.
3.2    Limited Liability Company Agreement of the Registrant.
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