Form 10-K
period 2013-12-31
PRC WILLISTON, LLC
filed 2014-03-05
CIK 1565640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Securities registered under Section 12(b) of the Act:
None
Securities registered under Section 12(g) of the Act:
None
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒  No ☐State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The membership interests, or participation interests that may be functionally equivalent to membership interests, of the registrant are not publicly traded. There is no aggregate market value for the registrant’s outstanding equity that is readily determinable.
DOCUMENTS INCORPORATED BY REFERENCE
 None.

PRC WILLISTON, LLC

EXPLANATORY NOTE

On October 8, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 (No. 333-190956) (the “Registration Statement”) of Magnum Hunter Resources Corporation (“Magnum Hunter” or “Parent”), relating to the Parent’s unsecured 9.750% Senior Notes due 2020 (the “Senior Notes”). A detailed description of the offering is included in the Registration Statement. PRC Williston LLC (the “Company” or “PRC Williston”), a subsidiary of the Parent, was a guarantor of the Senior Notes registered under the Registration Statement until January 2014 when it ceased to be a guarantor. Parent is the sole member of the Company; however, the Company has granted a 12.5% net profits interest to certain third parties. The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation in any future distributions in respect of the equity interests of the members of the Company, and therefore the Company is not 100% owned for purposes of Rule 3-10 of Regulation S-X. Accordingly, under Rule 12h-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company is required to make certain filings under the Exchange Act separately from the Parent, including this Annual Report on Form 10-K.

PART I

Item 1.     BUSINESS.
PRC Williston LLC (the “Company” or “PRC Williston”) is a subsidiary of Magnum Hunter Resources Corporation (“Magnum Hunter” or “Parent”). Magnum Hunter is the sole member of the Company; however, the Company has granted a 12.5% net profits interest to certain third parties. The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation in any future distributions in respect of the equity interests of the members of the Company.
Magnum Hunter is an independent oil and natural gas company engaged in the exploration for and the exploitation, acquisition, development and production of crude oil, natural gas and natural gas liquids resources in the United States. Magnum Hunter is active in what it believes to be three of the most prolific unconventional shale resource plays in the United States, specifically, the Marcellus Shale in West Virginia and Ohio; the Utica Shale in southeastern Ohio and western West Virginia; and the Williston Basin/Bakken Shale in North Dakota. Magnum Hunter’s core oil and natural gas reserves and operations are primarily concentrated in West Virginia, Ohio and North Dakota.
On December 30, 2013, the Company, together with an affiliate, closed on the sale of all of their oil and gas assets to Enduro Operating, LLC for a total purchase price of approximately $44.1 million in cash, after initial purchase price adjustments, of which $21.9 was attributed to the Company, such proceeds being allocated according to Magnum Hunter's working interest in the assets sold. The effective date of the sale was September 1, 2013. Prior to the sale, the Company was engaged in secondary enhanced oil recovery projects in the United States, and all of its properties were non-operated properties in the Williston Basin. For information regarding the Company’s oil and gas reserves, See “Note 7 - Supplemental Oil and Gas Disclosures.”

The following table contains certain information on our well drilled in 2013:

Well Name	County	Magnum Hunter Working Interest	First Production	Horizontal Lateral Length (Feet)	# of Frac Stages	IP-24 Hour Rate (Boe/d)	IP-7 Day Rate (Boe/d)	IP-30 Day Rate (Boe/d)
WHND Mohall Madison Unit 3H	Bottineau, ND	49.8%	August 2013	4664	NA	67	52	46

The following table sets forth our estimated proved reserves at the end of each of the past three years:

	2013(1)	2012	2011
Description
Proved Developed Reserves
Oil (MBbl)	—	1,170	1,162
NGLs (MBbl)	—	—	—
Natural Gas (MMcf)	—	591	505
Proved Undeveloped Reserves
Oil (MBbl)	—	865	1,254
NGLs (MBbl)	—	—	—
Natural Gas (MMcf)	—	—	53

Total Proved Reserves (MBoe)(2)(3)	—	2,134	2,509

PV-10 Value (in millions)(4)	—	43.8	51.3
Standardized Measure (in millions)		—	—
_______________

(1)	No proved reserves existed at December 31, 2013 due to the sale of our oil and gas properties.

(2)
The estimates of reserves in the table above conform to the guidelines of the SEC. Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our financial derivative activities. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry. The reserve information shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, and the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(3)	We converted natural gas to oil equivalent at a ratio of six Mcf of natural gas to one Bbl of oil.
(4) Represents the present value, discounted at 10% per annum, or PV-10, of estimated future cash flows of our estimated proved reserves. Due to the non-taxable nature of the Company, PV-10 and Standardized Measure of Oil & Gas Quantities (SMOG) are equivalent. The estimated future cash flows were determined based on proved reserve quantities and the periods in which they are expected to be developed and produced based on prevailing economic conditions. With respect to the 2013 PV-10 value in the table above, the estimated future production is priced based on the 12-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2013, using $96.78 per Bbl and $3.67 per MMBtu and adjusted by lease for transportation fees and regional price differentials. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. See “Non-GAAP Measures; Reconciliations” below.

The following table summarizes the changes in our proved reserves for the year ended December 31, 2013:

Proved Reserves (MBoe)	For the Year Ended December 31, 2013
Proved reserves—beginning of year	2,134
Revisions of previous estimates	—
Extensions and discoveries	—
Production	(98)
Purchases of reserves in place	—
Sales of reserves in place	(2,036)
Proved reserves—end of year	—
Proved developed reserves—beginning of year	1,268
Proved developed reserves—end of year	—
SEC Rules Regarding Reserves Reporting
In December 2008, the SEC adopted revisions to its rules designed to modernize oil and gas company reserves reporting requirements. The most significant amendments to the requirements included the following:

•	Commodity Prices: Economic producibility of reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves: Probable and possible reserves may be disclosed separately on a voluntary basis.

•
Proved Undeveloped Reserve Guidelines: Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

•	Reserves Estimation Using New Technologies: Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•
Reserves Personnel and Estimation Process: Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process. We are also required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources: The definition of oil and gas producing activities has expanded and focuses on the marketable product rather than the method of extraction.
Reserve Estimation
Cawley, Gillespie & Associates, Inc. ("CG&A"), evaluated our oil and gas reserves as of December 31, 2013, 2012 and 2011. The technical persons responsible for preparing our proved reserves estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. CG&A does not own an interest in any of our properties and is not employed by us on a contingent basis.
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with CG&A to ensure the integrity, accuracy and timeliness of the data used to calculate our proved oil and gas reserves. Our internal technical team members meet with CG&A periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to CG&A for our properties such as ownership interest; oil and gas production; well test data; commodity prices; and operating and development costs. The preparation of our proved reserve estimates is completed in accordance with our internal control procedures, which include the verification of input data used by CG&A, as well as extensive management review and approval. All of our reserve estimates are reviewed and approved by our vice president of reservoir engineering. Magnum Hunter's vice president of reservoir engineering holds a B.S. in chemical engineering from Ohio State University with more than 30 years of experience, was a member of the University of Texas External Advisory Committee for Petroleum and Geosystems Engineering and has served in various officer and board of director capacities for the Society of Petroleum Engineers. Reserve estimates for our division is also reviewed and approved by the president of that division.
The technologies used in the estimation of our proved reserves are commonly employed in the oil and gas industry and include seismic and micro-seismic operations, reservoir simulation modeling, analyzing well performance data and geological and geophysical mapping.

Drilling Results
We drilled one well during the last three years in which we owned 49.8% interests in prior to the sale of our oil & gas properties. All of our drilling activities were conducted on a contract basis by independent drilling contractors.

Oil and Gas Production, Prices and Costs
The following table shows the approximate net production attributable to our oil and gas interests, the average sales price and the average lease operating expense, attributable to our total oil and gas production and for field which contained 100% of our total proved reserves.

		2013	2012	2011
Total Company	Oil Production (Bbl)	90,053	98,096	102,599
	Natural Gas Production (Mcf)	47,726	68,842	82,280
	Total Production (Boe)	98,007	109,570	116,312
	Oil Average Sales Price	$79.32	$75.97	$83.23
	Natural Gas Average Sales Price	$1.07	$1.44	$1.81
	Average LOE per Boe	$55.22	$38.81	$38.84

Item 1A. RISK FACTORS.
The Company is subject to the same risk factors to which the Parent is exposed. See (i) Part I, Item 1A of the Parent's Annual Report on Form 10-K for the year ended December 31, 2013, and (ii) the "Cautionary Statements Regarding Forward Looking Statements" included in Part I, Item 2 of this Report on Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS.
None.

Item 2. PROPERTIES.
The information required by Item 2 is contained in “Item 1. Business.”

Item 3. LEGAL PROCEEDINGS.
On December 16, 2013, Drawbridge Special Opportunities Fund LP (“Drawbridge”) and Fortress Value Recovery Fund I LLC f/k/a D.B. Zwirn Special Opportunities Fund, L.P. (“Fortress”) (together, the “Plaintiffs”) filed suit against the Company in the Court of Chancery of the State of Delaware. The Company and the Plaintiffs entered into Participation Agreements in February 2007 in connection with the Plaintiffs extending credit to the Company pursuant to a credit agreement entitling the Plaintiffs to a 12.5% collective interest in any distributions in respect of the equity interests of the members of the Company. Plaintiffs claim that they are entitled to compensation for 12.5% of alleged past distributions on equity from the Company to Magnum Hunter and 12.5% of any transfers of funds to Magnum Hunter from the proceeds of the December 30, 2013 sale of the Company’s assets. On December 23, 2013, the Chancery Court entered a temporary restraining order prohibiting the Company from transferring, assigning, removing, distributing or otherwise displacing to Magnum Hunter, Magnum Hunter’s creditors, or any other person or entity, $5 million of the proceeds received by the Company in connection with the sale of its assets. The Court also granted Plaintiffs’ motion for expedited proceedings, ordering expedited discovery and a hearing within 90 days on Plaintiffs’ motion for a preliminary injunction. Plaintiffs’ motion for a preliminary injunction effectively seeks to extend the relief granted by the temporary restraining order until after a full trial on the merits. A hearing on Plaintiffs’ motion for a preliminary injunction is scheduled to occur on March 18, 2014. The Company believes the claim is without merit and intends to vigorously defend the lawsuit.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Magnum Hunter is the sole member of the Company; however, the Company has granted a 12.5% net profits interest to certain third parties. The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation in any future distributions in respect of the equity interests of the members of the Company.

The membership interests of the Company, or participation interests that may be functionally equivalent to membership interests, are not publicly traded, and no market for the interests exists.

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the Company’s financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per-share data)
Statement of Operations Data
Loss from continuing operations	$(3,583)	$(3,289)	$(4,715)	$(8,023)	$(269)
Income (loss) from discontinued operations	$(1,674)	$(11,602)	$1,698	$926	$(236)
Gain on disposal of discontinued operations	$7,145	$—	$—	$—	$—
Net income (loss)	$1,888	$(14,891)	$(3,017)	$(7,097)	$(505)
Statement of Cash Flows Data
Net cash provided by (used in)
Operating activities	$(1,932)	$1,256	$(1,738)	$(4,818)	$2,214
Investing activities	$15,236	$(49)	$(175)	$(237)	$(3,546)
Financing activities	$(13,304)	$(1,207)	$1,913	$4,922	$—
Balance Sheet Data
Total assets	$6,013	$18,960	$34,795	$35,201	$36,928
Other long-term obligations	$—	$1,274	$1,983	$1,827	$1,668
Member's deficit	$(41,683)	$(43,571)	$(28,680)	$(12,175)	$(13,203)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND REPORT OF OPERATIONS.
Cautionary Statements Regarding Forward-looking Statements
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “will,” “would,” “could,” “future,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Glossary of terms used:

Boe      Barrels of oil equivalent, six Mcf converts to one Boe and forty-two gallons of NGL converts to one Boe.

LOE    Lease Operating Expense.

Mcf     One thousand cubic feet of natural gas.

NGL      Natural gas liquids.

Business Overview

The Company is a subsidiary of Magnum Hunter. Magnum Hunter is the sole member of the Company; however, the Company has granted a 12.5% net profits interest to certain third parties. The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation in any future distributions in respect of the equity interests of the members of the Company.
Magnum Hunter is an independent oil and natural gas company engaged in the exploration for and the exploitation, acquisition, development and production of crude oil, natural gas and natural gas liquids resources in the United States. Magnum Hunter is active in what it believes to be three of the most prolific unconventional shale resource plays in the United States, specifically, the Marcellus Shale in West Virginia and Ohio; the Utica Shale in southeastern Ohio and western West Virginia; and the Williston Basin/Bakken Shale in North Dakota. Magnum Hunter’s core oil and natural gas reserves and operations are primarily concentrated in West Virginia, Ohio and North Dakota.
On December 30, 2013, the Company, together with an affiliate, closed on the sale of all of their oil and gas assets to Enduro Operating, LLC for a total purchase price of approximately $44.1 million in cash, after initial purchase price adjustments, of which $21.9 was attributed to the Company, such proceeds being allocated according to Magnum Hunter's working interest in the assets sold. The effective date of the sale was September 1, 2013. Prior to the sale, the Company was engaged in secondary enhanced oil recovery projects in the United States, and all of its properties were non-operated properties in the Williston Basin.

Results of Operations

Twelve months ended December 31, 2013 and 2012

General and administrative expense. General and administrative ("G&A") expense increased 38% to $1.7 million during the twelve months ended December 31, 2013, from $1.2 million in the twelve months ended December 31, 2012, primarily as a result of charges for shared services with Parent.

Interest expense. Interest expense decreased 8% to $1.9 million during the twelve months ended December 31, 2013, from $2.1 million in the twelve months ended December 31, 2012, primarily as a result of decreased interest rates.

Income (loss) from discontinued operations. Oil and gas production for the twelve months ended December 31, 2013 decreased 11% to 98,007 Boe from 109,570 Boe in the twelve months ended December 31, 2012. The decrease is primarily related to natural production declines and well downtime for maintenance and repair of wells. Oil and gas sales for the twelve months ended December 31, 2013 decreased 5% to $7.2 million from $7.6 million in the twelve months ended December 31, 2012, of which $0.8 million is the result of the decease in volume which is partially offset by $0.4 million increase in price. LOE increased 27% to $5.4 million from $4.3 million in the twelve months ended December 31, 2012. The increase in LOE is primarily the result of higher maintenance costs. Exploration decreased from $10.5 million to $19,000 due to $10.5 million in non-producing impairments being booked in December 2012. An impairment charge of $1.2 million on certain proved properties was recognized for the twelve months ended December 31, 2013 as compared to $2.3 million in impairments for the twelve months ended December 31, 2012.

Twelve months ended December 31, 2012 and 2011

General and administrative expense. General and administrative ("G&A") expense decreased to $1.2 million in the twelve months ended December 31, 2012 from $2.7 million in the twelve months ended December 31, 2011, primarily as a result of charges for shared services with parent.

Income (loss) from discontinued operations. Oil and gas production for the twelve months ended December 31, 2012 decreased 6% to 109,570 Boe from 116,312 Boe in the twelve months ended December 31, 2011. The decrease is primarily related to natural production declines. Oil and gas sales for the twelve months ended December 31, 2012 decreased 13% to $7.6 million from $8.7 million in the twelve months ended December 31, 2011, of which $0.5 million is the result of the decease in volume and $0.6 million decrease in price. LOE decreased 6% to $4.3 million from $4.5 million in the twelve months ended December 31, 2011. The decrease in LOE is primarily the result of higher maintenance costs during the twelve months ended December 31, 2011. Exploration increased to $10.5 million due to non-producing impairments being booked in December 2012. No such impairments were booked in December 2011. An impairment charge of $2.3 million on certain proved properties was recognized as compared to no such impairments for the twelve months ended December 31, 2011.

Liquidity and Capital Resources

The Company's cash is held by Magnum Hunter. When the Company receives revenue, the cash is swept to Magnum Hunter's bank account and is applied against the accounts payable due to affiliate balance. $5 million is being held as restricted cash in connection with the Drawbridge and Fortress Lawsuit. See "Item 3 - Legal Proceedings".

For the twelve months ended December 31, 2013, our primary sources of cash were cash flows from investing activities.

 The following table summarizes our sources and uses of cash for the periods noted:

	Twelve Months Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows (used in) provided by operating activities	$(1,932)	$1,256	$(1,738)
Cash flows provided by (used in) investing activities	15,236	(49)	(175)
Cash flows provided by financing activities	(13,304)	(1,207)	1,913
Net increase (decrease) in cash and cash equivalents	$—	$—	$—

Item7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Member
PRC Williston, LLC
Houston, Texas

We have audited the accompanying balance sheets of PRC Williston, LLC as of December 31, 2013 and 2012, and the related statements of operations, changes in member’s deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRC Williston, LLC as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
February 25, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
PRC Williston, LLC

We have audited the accompanying statements of operations, changes in member’s deficit, and cash flows for the year ended December 31, 2011, of PRC Williston, LLC (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP
Dallas, Texas
January 11, 2013, except for Note 3 as to which the date is February 25, 2014.

PRC WILLISTON, LLC
BALANCE SHEETS
(In thousands)
(unaudited)

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Restricted cash	$5,000	$—
Accounts receivable	1,013	703
Total current assets	6,013	703

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	—	33,800
Accumulated depletion and depreciation	—	(15,543)
Total oil and natural gas properties, net	—	18,257
Total Assets	$6,013	$18,960

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,035	$1,402
Current portion of asset retirement obligation	—	889
Accounts payable due to Parent	45,661	58,966
Total current liabilities	47,696	61,257

NONCURRENT LIABILITIES
Asset retirement obligation	—	1,274
Total liabilities	47,696	62,531

MEMBER’S DEFICIT	(41,683)	(43,571)

Total Liabilities and Member’s Deficit	$6,013	$18,960

The accompanying notes to financial statements are an integral part of these financial statements.

PRC WILLISTON, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
GENERAL AND ADMINISTRATIVE EXPENSES	$1,655	$1,197	$2,650

OPERATING LOSS	(1,655)	(1,197)	(2,650)

INTEREST EXPENSE	(1,928)	(2,092)	(2,065)
LOSS FROM CONTINUING OPERATIONS	(3,583)	(3,289)	(4,715)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,674)	(11,602)	1,698
GAIN ON SALE OF DISCONTINUED OPERATIONS	7,145	—	—

NET INCOME (LOSS)	$1,888	$(14,891)	$(3,017)

The accompanying notes to financial statements are an integral part of these financial statements.

PRC WILLISTON, LLC
STATEMENT OF  CHANGES IN MEMBER’S DEFICIT
(In thousands)

Balance, January 1, 2011	$(25,663)
Net loss	(3,017)
Balance, December 31, 2011	$(28,680)
Net loss	(14,891)
Balance, December 31, 2012	$(43,571)
Net income	1,888
Balance, December 31, 2013	$(41,683)

The accompanying notes to financial statements are an integral part of these financial statements.

PRC WILLISTON, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$1,888	$(14,891)	$(3,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Exploration and abandonments	—	10,461	—
Depletion, depreciation, and accretion	1,761	1,868	1,868
Impairment of proved oil and gas properties	1,231	2,250	—
Gain on sale of assets	(7,145)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(310)	1,485	(1,131)
Accounts payable and accrued liabilities	643	83	542
Net cash (used in)/provided by operating activities	(1,932)	1,256	(1,738)
Cash flows from investing activities
Restricted cash	(5,000)	—	—
Capital expenditures	(1,312)	(49)	(175)
Proceeds from sales of assets	21,548	—	—
Net cash used in investing activities	15,236	(49)	(175)
Cash flows from financing activities
(Repayments to) advances from parent	(13,304)	(1,207)	1,913
Net cash (used in)/provided by financing activities	(13,304)	(1,207)	1,913
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes to financial statements are an integral part of these financial statements.

PRC WILLISTON, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

PRC Williston, LLC (the “Company" or “PRC Williston”) is a 87.5% - owned subsidiary of Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (“Magnum Hunter”, or “Parent”), a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage, the production of oil and natural gas, and certain midstream and oil field service activities in the United States ("U.S."). PRC Williston is engaged in secondary enhanced oil recovery projects in the U.S., and all of its properties are non-operated in the Williston Basin.
The Company is a limited liability company (“LLC”).  As an LLC, the amount of loss at risk for each individual member is limited to the amount of capital contributed to the LLC, and unless otherwise noted, the individual member’s liability for indebtedness of an LLC is limited to the member’s actual capital contribution.  Magnum Hunter is the sole member of the Company; however, the Company has granted a 12.5% net profits interest.  The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation in any future distributions in respect of the equity interests of the members of the Company.
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

Divestitures and Discontinued Operations

Certain balances in the financial statements and disclosures in the footnotes have been revised as a result of the sale of all of the oil and gas assets of PRC Williston, LLC on December 30, 2013. The operating results of PRC Williston, have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011. See "Note 3 - Divestitures and Discontinued Operations".

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues	$7,194	$7,614	$8,687
Expenses	8,868	19,216	6,989
Loss from discontinued operations before tax	(1,674)	(11,602)	1,698
Income tax benefit (expense)	—	—	—
Loss from discontinued operations	(1,674)	(11,602)	1,698
Gain on disposal of discontinued operations	7,145	—	—
Income (loss) from discontinued operations	$5,471	$(11,602)	$1,698
Financial Instruments
The carrying amounts of financial instruments including accounts receivable, accounts payable and accrued liabilities, and accounts payable to Parent approximate fair value as of December 31, 2013 and 2012.

Oil and Gas Properties
Capitalized Costs
 Our oil and gas properties consisted of the following:

	December 31,
	2013 (1)	2012
	(in thousands)
Unproved properties	$—	$—
Proved properties	—	33,800
Total costs	—	33,800
Less accumulated depreciation and depletion	—	(15,543)
Net capitalized costs	$—	$18,257
________________________________
(1)    No capitalized costs exist at December 31, 2013 due to the sale of the oil and gas properties of PRC Williston, LLC.
We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either December 31, 2013 or 2012.  Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use.  No interest was capitalized during the periods presented.
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
Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one Bbl of oil and the ratio of forty-two Gal of natural gas liquids to one Bbl of oil.  Well costs and related equipment are depleted over proved developed reserves, and leasehold costs are depleted over total proved reserves.  Depreciation and depletion expense from continuing operations for oil and gas producing property and related equipment was $0 million for the years ended December 31, 2013, 2012, and 2011.
 Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded $1.2 million of impairment charge to our proved properties during the year ended December 31, 2013, we recorded $2.3 million of impairments for the year ended December 31, 2012 in discontinued operations, and we incurred no impairment charge to our proved properties for the year ended December 31, 2011 based on our analysis.
 Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company’s statement of operations.  We recorded no impairment to unproved properties during the year ended December 31, 2013, and $10.5 million during the year ended December 31, 2012 in discontinued operations. We did not record impairment during the year ended 2011.
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
·                  the quality and quantity of available data;

·                  the interpretation of that data;
·                  the accuracy of various mandated economic assumptions;
·                  and the judgment of the persons preparing the estimate.
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
Restricted Cash

On December 23, 2013, the Chancery Court entered a temporary restraining order prohibiting the Company from transferring, assigning, removing, distributing or otherwise displacing to its Parent, or its parent’s creditors, or any other person or entity $5,000,000 of the proceeds received in connection with the sale of the Company’s assets. See “Note 8 - Contingencies.”
Accounts Receivable
Accounts receivable consists of oil and gas sales, due under normal trade terms, generally requiring payment within 30 to 60 days of production.  Payments made on all accounts receivable are applied to the earliest unpaid items.  We review our accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible.  Based on our review, no allowance was warranted at either December 31, 2013 or 2012.
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

Dependence on Major Customers
For the years ended December 31, 2013, 2012, and 2011, we sold 48%; 99%; and 98%, respectively, of our oil and gas produced to Plains Marketing, L.P. (“Plains”), a subsidiary of Plains All American Pipeline, L.P. Additionally, substantially all of our accounts receivable related to oil and gas sales were due from Plains at December 31, 2013 and 2012. For the year ended December 31, 2013, we sold 52% of our oil and gas produced to Trafigura Limited. We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers if our production grows. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased purchasers. Although we are exposed to a concentration of credit risk, we believe that Plains and Trafigura are credit worthy.
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
Accounts Payable to Parent
In accordance with revolving credit agreement between the Company and its Parent, the Parent has loaned funds to the Company to i) pay off third party debt, ii) fund operations, principally joint interest billings offset by revenue receipts, and iii) fund the development of oil and gas properties. As of December 31, 2013 and 2012, the Company has an outstanding liability owed to its Parent in the amount of $45.7 million and $59.0 million, respectively. See “Note 5- Related Party Transactions.”
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
Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. See “Note 4 — Asset Retirement Obligations” to our financial statements for more information.
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
Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2013 or 2012.  The Company’s income tax returns for the periods subsequent to December 31, 2009 remain open for examination by taxing authorities.  Interest and penalties, and the associated tax expense related to uncertain tax positions, when applicable, will be recorded in income tax expense as the positions are recognized.  At December 31, 2013, and 2012, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

NOTE 3 - DIVESTITURES AND DISCONTINUED OPERATIONS

Sale of Assets of PRC Williston, LLC and Williston Hunter ND, LLC

On December 30, 2013, PRC Williston (together with its affiliate Williston Hunter) closed on the sale of all of their oil and gas assets to Enduro Operating, LLC for a total purchase price of approximately $44.1 million in cash, after initial purchase price adjustments, of which $21.9 million was attributed to the Company, such proceeds being allocated according to Magnum Hunter's working interest in the assets sold. The effective date of the sale was September 1, 2013. PRC Williston has recognized a preliminary gain on the sale of $7.1 million.

NOTE 4 - ASSET RETIREMENT OBLIGATIONS
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
The following table summarizes the Company’s asset retirement obligation transactions during the years ended December 31:

	Year Ended December 31,
	(in thousands)
	2013	2012
Asset retirement obligation at beginning of period	$2,163	$1,983
Accretion expense	126	180
Revisions in estimated liabilities	48	—
Liabilities incurred	7	—
Liabilities sold	(2,344)	—
Asset retirement obligation at end of period	—	2,163
Less: current portion	—	(889)
Asset retirement obligation at end of period	$—	$1,274
NOTE 5 — RELATED PARTY TRANSACTIONS
The Company and its parent, Magnum Hunter, have an arrangement whereby Magnum Hunter provides funding to the Company for costs of developing oil and gas properties and Magnum Hunter allocates interest expense and general and administrative expenses to the Company.  The allocation of interest expense is computed based on the amount funded to the Company multiplied by the interest rate applicable to Magnum Hunter’s revolving credit facility.  The effective interest rate due by the Company to Magnum Hunter was approximately 3.42%, 3.56%, and 3.55% for the years ended December 31, 2013, 2012, and 2011, respectively.  The interest expense allocated to PRC Williston was $1.9 million, $2.1 million, and $2.1 million, for the years ended December 31, 2013, 2012, and 2011, respectively.  Accrued interest is included in accounts payable due to Parent.  General and administrative expenses are allocated to the Company from Magnum Hunter on a pro rata basis relating to the Company’s revenues in proportion to the consolidated oil and gas sales of Magnum Hunter and all its subsidiaries.  The general and administrative expense allocated to PRC Williston was $1.7 million, $1.2 million, and $2.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.  The accumulated charges from the general and administrative expense allocation are included in accounts payable due to Parent.  At December 31, 2013, the balance due to Magnum Hunter was $45.7 million, and the balance was $59.0 million as of December 31, 2012.

Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At December 31, 2013, the balance due to Magnum Hunter was $45.7 million, and $59.0 million at December 31, 2012.

NOTE 6 - GUARANTEE
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
The Parent had $600.0 million in principal outstanding under the Senior Notes as of December 31, 2013.  The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the lenders.  As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent. In January 2014, the Company ceased to be a guarantor subsidiary. See “Note 9 - Subsequent Events.”
NOTE 7 — SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)
The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	2013	2012	2011
	(in thousands)
Acquisition costs	$2	$—	$—
Exploration costs	—	—	—
Development costs	1,355	49	—
	$1,357	$49	$—
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
Total Proved Reserves

	Crude oil and Condensate	Natural Gas
	MBbl	MMcf
Balances January 1, 2011	2,416	558
Extensions, discoveries and other additions	(195)	119
Production	(103)	(82)
Balances December 31, 2011	2,118	595
Revisions of previous estimates	15	65
Production	(98)	(69)
Balances December 31, 2012	2,035	591
Revisions of previous estimates	—	—
Sale of assets	(1,945)	(543)
Production	(90)	(48)
Balances December 31, 2013	—	—
Developed reserves, included above
December 31, 2011	1,209	594
December 31, 2012	1,170	591
December 31, 2013	—	—

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with current provisions of ASC 932.  Future cash inflows at December 31, 2013, 2012, and 2011 were computed by applying the unweighted, arithmetic average on the closing price on the first day of each month for the 12-month period prior to December 31, 2013, 2012, and 2011 to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	as of December 31,
	2013	2012	2011
	(in thousands)
Future cash inflows	$—	$159,290	$185,867
Future production costs	—	(60,207)	(79,959)
Future development costs	—	(6,966)	(7,192)
Future net cash flows	—	92,117	98,716
10% annual discount for estimated timing of cash flows	—	(48,287)	(47,401)
Standardized measure of discounted future net cash flows	$—	$43,830	$51,315
Changes in Standardized Measure of Discounted Future Net Cash Flows
The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balances, beginning of period	$43,830	$51,315	$46,565
Net change in sales and transfer prices and in production (lifting) costs related to future production	—	(1,454)	9,324
Changes in estimated future development costs	—	108	1,074
Sales and transfers of oil and gas produced during the period	(1,337)	(2,650)	(3,566)
Net change due to revisions in quantity estimates	—	571	(5,846)
Previously estimated development costs incurred during the period	(1,357)	—	—
Accretion of discount	—	5,132	4,656
Sales of minerals in place	(41,136)	—	—
Changes in timing and other	—	(9,192)	(892)
Standardized measure of discounted future net cash flows	$—	$43,830	$51,315
The commodity prices inclusive of adjustments for quality and location used in determining future net revenues related to the standardized measure calculation are as follows.

	2013	2012	2011
Oil (per Bbl)	$—	$77.90	$86.86
Gas (per Mcf)	$—	$1.24	$3.11

NOTE 8 — CONTINGENCIES
On December 16, 2013, Drawbridge Special Opportunities Fund LP (“Drawbridge”) and Fortress Value Recovery Fund I LLC f/k/a D.B. Zwirn Special Opportunities Fund, L.P. (“Fortress”) (collectively, “Plaintiffs”) filed suit against PRC Williston LLC in the Court of Chancery of the State of Delaware in a case captioned C.A. No. 9166-VCL, Drawbridge Special Opportunities Fund LP and Fortress Value Recovery Fund I LLC f/k/a D.B. Zwirn Special Opportunities Fund, L.P. v. PRC Williston LLC.

Plaintiffs allege that they are entitled to a 12.5% collective interest in any distributions in respect of the equity interests of the members of the Company.  Their claims are based on Participation Agreements entered into between PRC Williston and the Plaintiffs in February 2007 in connection with the Plaintiffs extending credit to PRC Williston pursuant to a credit agreement.  Plaintiffs claim that they are entitled to compensation for 12.5% of alleged past distributions on equity from PRC Williston to Magnum Hunter Resources Corporation (“Magnum Hunter”), as well as to receive 12.5% of any transfers of funds to Magnum Hunter from the proceeds of the December 30, 2013 sale of PRC Williston’s assets for approximately $21.9 million.  On December 23, 2013, the Chancery Court entered a temporary restraining order prohibiting PRC Williston from transferring, assigning, removing, distributing or otherwise displacing to Magnum Hunter, Magnum Hunter’s creditors, or any other person or entity, $5 million of the proceeds received by PRC Williston in connection with the sale of PRC Williston’s assets to Enduro Operating LLC.  The Court also granted Plaintiffs’ motion for expedited proceedings, ordering expedited discovery and a hearing within 90 days on Plaintiffs’ motion for a preliminary injunction.  Plaintiffs’ motion for a preliminary injunction effectively seeks to extend the relief granted by the temporary restraining order until after a full trial on the merits.  A hearing on Plaintiffs’ motion for a preliminary injunction is scheduled to occur on March 18, 2014.  The Company believes the claim is without merit and intends to vigorously defend the lawsuit.

NOTE 9 — SUBSEQUENT EVENTS

In January 2014, as permitted by the Magnum Hunter debt agreements referred to in clauses (i) and (ii),  the Company ceased to be a guarantor of (i) Magnum Hunter’s indebtedness under Magnum Hunter’s senior revolving credit facility and (ii) Magnum Hunter’s indebtedness under its indenture pursuant to which Magnum Hunter has issued certain senior unsecured notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES.
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting are maintained at the Parent level. See Part I, Item 9A of the Parent’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 9B. OTHER INFORMATION.
None.

PART III
10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company is a Delaware limited liability company that is managed by its sole member, Magnum Hunter.

The following is a brief biography of each of our executive officers.

Gary C. Evans, age 56, has been the Chief Executive Officer of the Company since May 2009. Mr. Evans was appointed as Chairman of the Board and Chief Executive Officer of Magnum Hunter in May 2009. Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc., or MHRI, an unrelated NYSE-listed company of similar name, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. In 2005, Mr. Evans formed Wind Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Resources, Inc., or GreenHunter, an NYSE MKT-listed company focusing on water resource management as it relates to the oil and gas industry. Mr. Evans has served as Chairman of GreenHunter since December 2006 and previously served as Chief Executive Officer from December 2006 through December 2012. Mr. Evans serves as an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust, and is a director of Novavax Inc., a NASDAQ-listed clinical-stage vaccine biotechnology company. Mr. Evans was recognized by Ernst & Young LLP as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at energy industry conferences around the world on the current affairs of the oil and gas business.

R. Glenn Dawson, age 57, has been the President of the Company since May 2011. Mr. Dawson also currently serves as Executive Vice President of Magnum Hunter and as President of Magnum Hunter’s Williston Basin Division. Mr. Dawson joined Magnum Hunter in May 2011 when it acquired NuLoch Resources, Inc., renamed Williston Hunter Canada, Inc., a company for which Mr. Dawson had served as President and CEO. He has over 30 years of experience in oil and gas exploration in North America. His principal responsibilities have involved the generation and evaluation of drilling prospects and production acquisition opportunities. In the early stages of his career, Mr. Dawson was employed as an exploration geologist by Sundance Oil and Gas, Inc., a public company located in Denver, Colorado, concentrating on their Canadian operations. From December 1985 to September 1998, Mr. Dawson held a variety of managerial and technical positions with Summit Resources, a then-public Canadian oil and gas exploration and production company, including Vice President of Exploration, Exploration Manager and Chief Geologist. He served as Vice President of Exploration with PanAtlas Energy Inc., a then-public Canadian oil and gas exploration and production company, from 1999 until its acquisition by Velvet Exploration Ltd. in July 2000. Mr. Dawson was a co-founder and Vice President of Exploration of TriLoch Resources Inc., a then-public Canadian oil and gas exploration company, from 2001 to 2005, until it was acquired by Enerplus Resources Fund. As a result of the sale of TriLoch Resources Inc. to Enerplus Resources Fund, Mr. Dawson founded NuLoch Resources, Inc. in 2005. Mr. Dawson graduated in 1980 from Weber State University of Utah with a Bachelor's degree in Geology and attended the University of Calgary from 1980 to 1982 in the Masters Program for Geology.

Joseph C. Daches, age 47, has been the Chief Financial Officer, Senior Vice President and Treasurer of the Company since July 2013. Mr. Daches also currently serves as Chief Financial Officer and Senior Vice President of Magnum Hunter. Mr. Daches has more than 20 years of regulatory compliance, financial reporting, technical accounting, management and oil and gas accounting experience, primarily within the energy industry. Prior to joining Magnum Hunter, Mr. Daches served as Executive Vice President and Chief Accounting Officer of Energy & Exploration Partners, Inc. since September 2012 and became a Director of that company in April 2013. He previously served as Partner and Managing Director of the Willis Consulting Group, LLC, from January 2012 to September 2012 and from October 2003 to December 2011, Mr. Daches served as the Director of E&P Advisory Services at Sirius Solutions, LLC, where he was primarily responsible for financial reporting, technical, and oil and gas accounting and the overall management of the E&P advisory services practice. Mr. Daches earned a Bachelor of Science in Accounting from Wilkes University in Pennsylvania, and he is a CPA with the Texas State Board of Public Accountancy.

Paul M. Johnston, age 58, has been the Vice President and Secretary of the Company since June 2010. Mr. Johnston also currently serves as Senior Vice President and General Counsel of Magnum Hunter since June 2010. Mr. Johnston has over 30 years of increasing responsibility and management experience in all facets of general corporate, finance, securities and regulatory related legal matters. He is a former partner with the Dallas-based law firm, Thompson & Knight, LLP, representing both private and publicly held companies during his twenty-year career with the firm. Mr. Johnston also had ten years of in-house counsel experience before joining Magnum Hunter, including his service as Vice President and Corporate Counsel, for an NYSE-listed Fortune 250 company from 2000 to 2007, and he most recently served as General Counsel for an SEC-registered investment advisor involved in the management of onshore and offshore hedge funds from 2007 to 2010. A 1977 graduate of Texas Tech University, Mr. Johnston received his Juris Doctorate from Texas Tech University in 1980.

Jim Peay, age 58, has been the Vice President of land of the Company since May 2013. Mr. Peay also currently serves as Vice President of Land of Williston Hunter, Inc. since May 2013. Mr. Peay has over 30 years of upstream industry experience in land management, resource plays, acquisitions and divestitures. He is the former Vice-President of Land for MAK-J Energy in Denver and the former Manager of Business Development for Anadarko Petroleum/Kerr-McGee, directing acquisitions, divestitures, and portfolio management for the region. Mr. Peay was the Land Manager for Kerr-McGee Rocky Mountain Corporation prior to its’ merger with Westport Resources in 2004. Before becoming Land Manager, Mr. Peay worked in the New Ventures group and as a Sr. Landman for Kerr-McGee and HS Resources in the Rockies, Oklahoma, and Onshore Gulf Coast. He is a licensed Colorado Real Estate Broker, a member of both the AAPL and the DAPL where he served as President in 2002-2003, and active on the Advisory Board for the PLRM program at Western State College.

Magnum Hunter’s Code of Conduct and Ethics applies to the Company’s officers, and therefore, the Company has not adopted a separate code of ethics.

See Part III, Item 10 of the Parent’s Annual Report on Form 10-K for the year ended December 31, 2013 for information related to Magnum Hunter’s directors, executive officers and corporate governance.

Item 11. EXECUTIVE COMPENSATION.

All of the officers of the Company are also officers of Magnum Hunter, and they are not separately compensated at the Company level. See Part III, Item 11 of the Parent’s Annual Report on Form 10-K for the year ended December 31, 2013 for information related to Magnum Hunter’s executive compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company is a 87.5% - owned subsidiary of Magnum Hunter Resources Corporation. Magnum Hunter is the sole member of the Company; however, the Company has granted a 12.5% net profits interest to certain third parties. The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation in any future distributions in respect of the equity interests of the members of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company and Magnum Hunter have an arrangement whereby Magnum Hunter provides funding to the Company for costs of developing oil and gas properties and Magnum Hunter allocates interest expense and general and administrative expenses to the Company. The allocation of interest expense is based on the amount funded to the Company multiplied by the interest rate applicable to Magnum Hunter’s senior revolving credit facility. General and administrative expenses are allocated to the Company from Magnum Hunter on a pro rata basis relating to the Company’s revenues in proportion to the consolidated oil and gas sales of Magnum Hunter and all its subsidiaries. See “Note 5 -Related Party Transactions” to our financial statements for more information. Also see Part III, Item 13 of the Parent’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered by BDO USA, LLP for the fiscal year ended December 31, 2013, and 2012, are set forth below.

(In thousands)	2013	2012
Audit Fees	$165	$50

Audit Fees
The audit fees for the years ended December 31, 2013 and 2012 were for professional services rendered by BDO USA, LLP. Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including the filing of registration statements.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits: See the list of exhibits in the Index to Exhibits to this annual report on Form 10-K, which is incorporated by reference herein.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PRC WILLISTON, LLC

Date: March 4, 2014	/s/ Gary C. Evans
Gary C. Evans
Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2014	/s/ Joseph C. Daches
Joseph C. Daches
Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1+
Purchase and Sale Agreement, dated as of November 19, 2013, by and among PRC Williston, LLC, Williston Hunter ND, LLC and Enduro Operating LLC (incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on November 22, 2013).

3.1	Certificate of Formation of the Registrant (incorporated by reference from the Registrant’s registration statement on Form S-4 filed on January 14, 2013).

3.2	Limited Liability Company Agreement of the Registrant (incorporated by reference from the Registrant’s registration statement on Form S-4 filed on January 14, 2013).

10.1*	Participation Agreement. dated February 16, 2007, by and among PRC Williston, LLC and Drawbridge Special Opportunities Fund, LP

10.2*	Participation Agreement. dated February 16, 2007, by and among PRC Williston, LLC and D.B. Zwim Special Opportunities Fund, L.P.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF^	XBRL Taxonomy Extension Definition Linkbase.

101.LAB^	XBRL Taxonomy Extension Label Linkbase.

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

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